Form 10QSB
period 2003-03-31
ALEXANDER INTERNATIONAL INC
filed 2003-05-15
CIK 1215747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2003

                         Commission File Number 0-50157


                          ALEXANDER INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                          33-0845551
(State of Incorporation)                    (I.R.S. Employer Identification No.)


              17-2885 Packard Avenue, Coquitlam, BC Canada V3B 6G4
               (Address of Principal Executive Offices) (Zip Code)


                                 (604) 944-7664
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,545,000 shares of Common Stock outstanding as of March 31, 2003.

                         PART I - FINANCIAL INFORMATION

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)

                                                                       March 31,
                                                                         2003
                                                                       --------
Assets

Current assets:
  Cash                                                                 $    617
                                                                       --------
      Total current assets                                                  617
                                                                       --------

                                                                       $    617
                                                                       ========

Liabilities and Stockholders' (Deficit)

Current liabilities:
  Notes payable - related party                                        $  6,415
                                                                       --------
      Total current liabilities                                           6,415
                                                                       --------
Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $0.0001 par value, 80,000,000 shares
    authorized, 5,545,000 shares issued and outstanding                     555
  Additional paid-in capital                                              5,395
  (Deficit) accumulated during development stage                        (11,748)
                                                                       --------
                                                                         (5,798)
                                                                       --------

                                                                       $    617
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                        Three Months Ended
                                                              March 31,             July 20, 1998
                                                    ---------------------------    (Inception) to
                                                       2003            2002        March 31, 2003
                                                    -----------     -----------    --------------
Revenue                                             $        --     $        --      $        --
                                                    -----------     -----------      -----------
Expenses:
  General and administrative expenses                     2,861              36           11,748
                                                    -----------     -----------      -----------
      Total expenses                                      2,861              36           11,748
                                                    -----------     -----------      -----------

Net (loss)                                          $    (2,861)    $       (36)     $   (11,748)
                                                    ===========     ===========      ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                5,545,000       5,545,000
                                                    ===========     ===========

Net (loss) per share - basic and fully diluted      $     (0.00)    $     (0.00)
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,            July 20, 1998
                                                    ------------------------     (Inception) to
                                                       2003           2002       March 31, 2003
                                                     --------       --------     --------------
Cash flows from operating activities
  Net (loss)                                         $ (2,861)      $    (36)       $(11,748)
                                                     --------       --------        --------
Net cash (used) by operating activities                (2,861)           (36)        (11,748)
                                                     --------       --------        --------
Cash flows from financing activities
  Issuances of common stock                               400             --           5,950
  (Decrease) in checks issued in excess of cash           (22)            --              --
  Increase in notes payable - related party             3,100             --           6,415
                                                     --------       --------        --------
Net cash provided by financing activities               3,478             --          12,365
                                                     --------       --------        --------

Net increase (decrease) in cash                           617            (36)            617
Cash - beginning                                           --             53              --
                                                     --------       --------        --------
Cash - ending                                        $    617       $     17        $    617
                                                     ========       ========        ========
Supplemental disclosures:
  Interest paid                                      $     --       $     --        $     --
                                                     ========       ========        ========
  Income taxes paid                                  $     --       $     --        $     --
                                                     ========       ========        ========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                      NOTES

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-SB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $11,748 for the period from July 20, 1998 (inception) to March 31, 2003, and has no sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE

During the three month period ended March 31, 2003, the sole officer and director loaned the Company a total of $3,100. As of March 31, 2003, the total amount owed is $6,415. This amount does not bear any interest and is due upon demand. (See Note 5)

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 80,000,000 shares of its $0.0001 par value common stock and 20,000,000 shares of it $0.0001 par value preferred stock.

On March 18, 2003, the Company received $400 from the sole officer and director of the Company and cancelled the entire balance of subscriptions receivable. (See Note 5)

As of March 31, 2003, there have been no other issuances of common and/or preferred stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 18, 2003, the Company received $400 from the sole officer and director of the Company and cancelled the entire balance of subscriptions receivable. (See Note 4)

During the three month period ended March 31, 2003, the sole officer and director loaned the Company a total of $3,100. (See Note 3)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

Revenues were -0- for the quarter ending March 31, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $2,861 for the three months ended March 31, 2003 and $36 for the same period in 2002. We are currently in the development stage of our anti-spam software, we are a development stage company. We have not yet begun our principal operations and no revenues have been generated. Consumers utilizing personal computers are subjected daily to unrequested e-mail sales pitches and often times, graphic e-mail pornography. This growing barrage of unsolicited marketing e-mails sent on the Internet is known as "spam". We intend to develop, market and sell our proprietary personal computer anti-spam software to consumers in the United States. We estimate we have completed approximately fifteen percent of the programming needed to fully develop our software product by completing two steps: the database for Internet access and interface, and the multi-operating systems' interface. We intend to utilize our management's abilities to complete our proposed software product, and hire two additional employees in 2003, one programmer in July, and an office assistant in September. We plan to complete our software programming by March 2004.

RISKS

Investors in Alexander International should carefully consider the following risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY. THIS WILL MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO EVALUATE OUR FUTURE PLANS AND PROSPECTS.

     Investors should carefully evaluate any investment in our company due to the inherent risks, expenses, delays, and difficulties that will likely be a part of our development. As we are implementing a business plan with no near-term revenues, we expect to incur net losses in the foreseeable future.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR ALEXANDER INTERNATIONAL, WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

ALEXANDER INTERNATIONAL HAS NO SALES, PROVEN MARKET, OR CONSUMER DEMAND. WITHOUT SIGNIFICANT USER DEMAND FOR OUR PRODUCT, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

     The lack of a proven market for our product means that the true market for this product may be minor or nonexistent. This could result in little or no product sales.

OUR BUSINESS STRATEGY REQUIRES US TO RAISE CASH OF $150,000. WITHOUT THIS FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     We require new funding of $150,000 in order to implement our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven new product. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

OUR COMPETITORS HAVE BEEN IN BUSINESS LONGER THEN WE HAVE AND HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO. SHOULD WE BE UNABLE TO ACHIEVE ENOUGH CUSTOMER MARKET SHARE IN OUR INDUSTRY, WE MAY EXPERIENCE LOWER LEVELS OF REVENUE THAN OUR BUSINESS PLAN ANTICIPATES.

     In our development stage, we will have size and market share disadvantages as we attempt to implement our marketing plan. Once our product is developed, we plan to market it by advertising, hiring a marketing manager and salespeople. However, we may be unsuccessful in achieving our sales goals and market share and, therefore, be unable to ever become a competitive force in our industry.

THERE IS NO CURRENT PUBLIC MARKET FOR OUR SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK IS NOT PUBLICLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     We are not registered on any public stock exchange; however, we plan to contact a market maker to obtain a listing on the OTC Electronic Bulletin Board. We do not know when we will be able to file for trading, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock. We have not as of this date contacted an authorized OTCBB market maker for sponsorship of our securities on the OTCBB.

OUR SOLE OFFICER AND DIRECTOR BENEFICIALLY OWNS 90% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR STOCK.

     Due to the controlling amount of our officer and director's share ownership in our company, if he decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If our officer and director decides to sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of directors and officers (affiliates) to sell their shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

THE CURRENT OFFICER AND DIRECTOR, ROBERT TSUIDA, IS THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, AND AT THE SAME TIME, HE IS INVOLVED IN OTHER BUSINESS ACTIVITIES. ALEXANDER'S NEEDS FOR HIS TIME AND SERVICES COULD CONFLICT WITH HIS OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE ALEXANDER'S AFFAIRS, RESULTING IN OUR REMAINING A SMALL COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     We have not formulated a plan to resolve any possible conflicts that may arise between our needs for Mr. Tsuida's services and his other business responsibilities.

IF WE BECOME LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD THE TRADING IN OUR SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     The Securities and Exchange Commission Rule 15g-9 established the definition of a "penny stock", for the purposes relevant to the company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be fewer purchasers qualified by their brokers to purchase shares of the company, and therefore a less liquid market for the securities.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        99.1  Certification of Chief Executive Officer
        99.2  Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


ALEXANDER INTERNATIONAL, LTD.
Date: 5/14/03


By: /s/ Robert Tsuida
--------------------------------
Robert Tsuida, President

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Tsuida, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alexander International, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As he registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of May 2003.

/s/ Robert Tsuida
--------------------------
Chief Executive Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Tsuida, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alexander International, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of May 2003.

/s/ Robert Tsuida
--------------------------
Chief Financial Officer