Form 10QSB/A
period 2003-03-31
ALEXANDER INTERNATIONAL INC
filed 2003-06-16
CIK 1215747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  1st Amendment

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

                         PART 1 - FINANCIAL INFORMATION

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

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,             July 20, 1998
                                                   -----------------------------   (Inception) to
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

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                      Three Months Ended
                                                           March 31,             July 20, 1998
                                                 -----------------------------   (Inception) to
                                                    2003              2002       March 31, 2003
                                                 -----------       -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                      $ (2,861)          $    (36)       $(11,748)
                                                  --------           --------        --------
Net cash (used) by operating activities             (2,861)               (36)        (11,748)
                                                  --------           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                            400                 --           5,950
  (Decrease) in checks issued in excess of cash        (22)                --              --
  Increase in notes payable - related party          3,100                 --           6,415
                                                  --------           --------        --------
Net cash provided by financing activities            3,478                 --          12,365
                                                  --------           --------        --------

Net increase (decrease) in cash                        617                (36)            617
Cash - beginning                                        --                 53              --
                                                  --------           --------        --------
Cash - ending                                     $    617           $     17        $    617
                                                  ========           ========        ========
Supplemental disclosures:
  Interest paid                                   $     --           $     --        $     --
                                                  ========           ========        ========
  Income taxes paid                               $     --           $     --        $     --
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

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

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR ALEXANDER INTERNATIONAL WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

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

     We are not registered on any public stock exchange, however, we plan to contact a market maker to obtain a listing on the OTC Electronic Bulletin Board. We do not know when we will be able to file for trading, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock. We have not as of this date contacted an authorized OTCBB market maker for sponsorship of our securities on the OTCBB.

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

ITEM 3. CONTROLS AND PROCEDURES

Alexander's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Alexander had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Alexander's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


ALEXANDER INTERNATIONAL, LTD.
Date: 6/5/03


By: /s/ Robert Tsuida
----------------------------
Robert Tsuida, President

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

/s/ Robert Tsuida
-------------------------
Chief Executive Officer

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

/s/ Robert Tsuida
-------------------------
Chief Financial Officer