Form 10QSB
period 2003-06-30
ALEXANDER INTERNATIONAL INC
filed 2003-08-07
CIK 1215747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,545,000 shares of Common Stock outstanding as of June 30, 2003.

                          PART 1 FINANCIAL INFORMATION

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)

                                                                       June 30,
                                                                         2003
                                                                       --------
ASSETS

Current assets:
  Cash                                                                 $     40
                                                                       --------
      Total current assets                                                   40
                                                                       --------

                                                                       $     40
                                                                       ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable - related party                                        $  7,743
                                                                       --------
      Total current liabilities                                           7,743
                                                                       --------
Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $0.0001 par value, 80,000,000 shares
    authorized, 5,545,000 shares issued and outstanding                     555
  Additional paid-in capital                                              5,395
  (Deficit) accumulated during development stage                        (13,653)
                                                                       --------
                                                                         (7,703)
                                                                       --------

                                                                       $     40
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,               July 20, 1998
                                        ---------------------------     ---------------------------    (Inception) to
                                           2003            2002            2003            2002         June 30, 2003
                                        -----------     -----------     -----------     -----------     -------------
Revenue                                 $        --     $        --     $        --     $        --      $        --
                                        -----------     -----------     -----------     -----------      -----------

Expenses:
  General and administrative expenses         1,905             647           4,766             683           13,653
                                        -----------     -----------     -----------     -----------      -----------
      Total expenses                          1,905             647           4,766             683           13,653
                                        -----------     -----------     -----------     -----------      -----------

Net (loss)                              $    (1,905)    $      (647)    $    (4,766)    $      (683)     $   (13,653)
                                        ===========     ===========     ===========     ===========      ===========
Weighted average number of
 common shares outstanding - basic
 and fully diluted                        5,545,000       5,545,000       5,545,000       5,545,000
                                        ===========     ===========     ===========     ===========
Net (loss) per share - basic and
 fully diluted                          $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                        ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,               July 20, 1998
                                                      ---------------------------    (Inception) to
                                                         2003            2002         June 30, 2003
                                                      -----------     -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                           $ (4,766)        $   (683)        $(13,653)
                                                       --------         --------         --------
Net cash (used) by operating activities                  (4,766)            (683)         (13,653)
                                                       --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                                 400               --            5,950
  (Decrease) in checks issued in excess of cash             (22)              --               --
  Increase in notes payable - related party               4,428              630            7,743
                                                       --------         --------         --------
Net cash provided by financing activities                 4,806              630           13,693
                                                       --------         --------         --------

Net increase (decrease) in cash                              40              (53)              40
Cash - beginning                                             --               53               --
                                                       --------         --------         --------
Cash - ending                                          $     40         $     --         $     40
                                                       ========         ========         ========
Supplemental disclosures:
  Interest paid                                        $     --         $     --         $     --
                                                       ========         ========         ========
  Income taxes paid                                    $     --         $     --         $     --
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $13,653 for the period from July 20, 1998 (inception) to June 30, 2003, and has no sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE

During the six month period ended June 30, 2003, the sole officer and director loaned the Company a total of $4,428. As of June 30, 2003, the total amount owed is $7,743. This amount does not bear any interest and is due upon demand. (See
Note 5)

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 80,000,000 shares of its $0.0001 par value common stock and 20,000,000 shares of it $0.0001 par value preferred stock.

On March 18, 2003, the Company received $400 from the sole officer and director of the Company and cancelled the entire balance of subscriptions receivable. (See Note 5)

As of June 30, 2003, there have been no other issuances of common and/or preferred stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 18, 2003, the Company received $400 from the sole officer and director of the Company and cancelled the entire balance of subscriptions receivable. (See Note 4)

During the three month period ended March 31, 2003, the sole officer and director loaned the Company a total of $4,428. (See Note 3)

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

CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

Our current cash balance is $40. Revenues were -0- for the quarter ending June 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $4,766 for the six months ended June 30, 2003 and $683 for the same period in 2002. We are currently in the development stage of our anti-spam software, we are a development stage company. We have not yet begun our principal operations and no revenues have been generated. Consumers utilizing personal computers are subjected daily to unrequested e-mail sales pitches and often times, graphic e-mail pornography. This growing barrage of unsolicited marketing e-mails sent on the Internet is known as "spam". We intend to develop, market and sell our proprietary personal computer anti-spam software to consumers in the United States. We estimate we have completed approximately fifteen percent of the programming needed to fully develop our software product by completing two steps: the database for Internet access and interface, and the multi-operating systems' interface. We intend to utilize our management's abilities to complete our proposed software product, and hire two additional employees in 2003, one programmer in October, and an office assistant in December. We plan to complete our software programming by March 2004.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 31.1   302 Certification of Chief Executive Officer
         Exhibit 31.2   302 Certification of Chief Financial Officer
         Exhibit 32.1   906 Certification of Chief Executive Officer
         Exhibit 32.2   906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER INTERNATIONAL, LTD.
Date: 8/5/03


By: /s/ Robert Tsuida
   ----------------------------
Robert Tsuida, President