Form 10QSB
period 2003-09-30
ALEXANDER INTERNATIONAL INC
filed 2003-11-14
CIK 1215747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For Period ended September 30, 2003

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,545,000 shares of Common Stock outstanding as of September 30, 2003.

                          PART I FINANCIAL INFORMATION

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                   September 30,
                                                                       2003
                                                                     --------
ASSETS

Current assets:
  Cash                                                               $    129
                                                                     --------
      Total current assets                                                129
                                                                     --------

                                                                     $    129
                                                                     ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable - related party                                      $  8,597
                                                                     --------
      Total current liabilities                                         8,597
                                                                     --------
Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                            --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 5,545,000 shares issued and outstanding                    555
  Additional paid-in capital                                            5,395
  (Deficit) accumulated during development stage                      (14,418)
                                                                     --------
                                                                       (8,468)
                                                                     --------

                                                                     $    129
                                                                     ========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                    Three Months Ended             Nine Months Ended
                                       September 30,                 September 30,             July 20, 1998
                               ---------------------------    ---------------------------     (Inception) to
                                  2003             2002          2003             2002      September 30, 2003
                               ----------       ----------    ----------       ----------   ------------------
Revenue                        $       --       $       --    $       --       $       --       $       --
                               ----------       ----------    ----------       ----------       ----------
Expenses:
  General and administrative
   expenses                           765              927         5,531            1,610           14,418
                               ----------       ----------    ----------       ----------       ----------
     Total expenses                   765              927         5,531            1,610           14,418
                               ----------       ----------    ----------       ----------       ----------

Net (loss)                     $     (765)      $     (927)   $   (5,531)      $   (1,610)      $  (14,418)
                               ==========       ==========    ==========       ==========       ==========
Weighted average number of
 common shares outstanding -
  basic and fully diluted       5,545,000        5,545,000     5,545,000        5,545,000
                               ==========       ==========    ==========       ==========
Net (loss) per share -
 basic and fully diluted       $    (0.00)      $    (0.00)   $    (0.00)      $    (0.00)
                               ==========       ==========    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                        Nine Months Ended
                                                          September 30,           July 20, 1998
                                                     -----------------------     (Inception) to
                                                       2003           2002      September 30, 2003
                                                     --------       --------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $ (5,531)      $ (1,610)       $(14,418)
                                                     --------       --------        --------
Net cash (used) by operating activities                (5,531)        (1,610)        (14,418)
                                                     --------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                               400             --           5,950
  (Decrease) in checks issued in excess of cash           (22)            --              --
  Increase in notes payable - related party             5,282            630           8,597
                                                     --------       --------        --------
Net cash provided by financing activities               5,660            630          14,547
                                                     --------       --------        --------

Net increase (decrease) in cash                           129           (980)            129
Cash - beginning                                           --             53              --
                                                     --------       --------        --------
Cash - ending                                        $    129       $   (927)       $    129
                                                     ========       ========        ========
Supplemental disclosures:
  Interest paid                                      $     --       $     --        $     --
                                                     ========       ========        ========
  Income taxes paid                                  $     --       $     --        $     --
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $14,418 for the period from July 20, 1998 (inception) to September 30, 2003, and has no sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE

During the nine month period ended September 30, 2003, the sole officer and director loaned the Company a total of $5,282. As of September 30, 2003, the total amount owed is $8,597. This amount does not bear any interest and is due upon demand. (See Note 5)

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 80,000,000 shares of its $0.0001 par value common stock and 20,000,000 shares of it $0.0001 par value preferred stock.

On March 18, 2003, the Company received $400 from the sole officer and director of the Company and cancelled the entire balance of subscriptions receivable. (See Note 5)

As of September 30, 2003, there have been no other issuances of common and/or preferred stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 18, 2003, the Company received $400 from the sole officer and director of the Company and cancelled the entire balance of subscriptions receivable. (See Note 4)

During the nine month period ended September 30, 2003, the sole officer and director loaned the Company a total of $5,282. (See Note 3)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward- looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003

Our current cash balance is $129. Revenues were -0- for the quarter ending September 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $ 765 for the quarter ended September 30, 2003 and $927 for the same period in 2002. We are currently in the development stage of our anti-spam software, we are a development stage company. We have not yet begun our principal operations and no revenues have been generated. We intend to develop, market and sell our proprietary personal computer anti-spam software to consumers in the United States. We estimate we have completed approximately fifteen percent of the programming needed to fully develop our software product by completing two steps: the database for Internet access and interface, and the multi-operating systems' interface. We plan to complete our anti-spam software programming by March 2004.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        31.1  302 Certification of Chief Executive Officer
        31.2  302 Certification of Chief Financial Officer
        32.1  906 Certification of Chief Executive Officer
        32.2  906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER INTERNATIONAL, LTD.

Date: 11/13/03


By: /s/ Robert Tsuida
   -------------------------------
   Robert Tsuida, President