Form 10KSB
period 2003-12-31
ALEXANDER INTERNATIONAL INC
filed 2004-03-29
CIK 1215747

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2003

                         Commission File Number 0-50157


                          ALEXANDER INTERNATIONAL, LTD.
                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                              33-0845551
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


       17-2885 Packard Avenue
        Coquitlam, BC Canada                                      V3B 6G4
(Address of principal Executive Offices)                         (Zip Code)


                                 (604) 944-7664
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended December 31, 2003.

As of December 31, 2003, the registrant had 5,545,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I......................................................................  1
ITEM 1.  DESCRIPTION OF BUSINESS............................................  1
ITEM 2.  DESCRIPTION OF PROPERTY............................................  7
ITEM 3.  LEGAL PROCEEDINGS..................................................  8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............  8

PART II ....................................................................  8
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  8
ITEM 6.  PLAN OF OPERATIONS.................................................  8
ITEM 7.  FINANCIAL STATEMENTS .............................................. 10
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE............................................... 19

PART III.................................................................... 20
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 20
ITEM 10. EXECUTIVE COMPENSATION............................................. 21
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 22
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 22
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 23
ITEM 14. CONTROLS AND PROCEDURES............................................ 23

SIGNATURES.................................................................. 23

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

We are currently a development stage company.

Consumers utilizing personal computers are subjected daily to un-requested e-mail sales pitches and often times, graphic e-mail pornography. This growing barrage of unsolicited marketing e-mails sent on the Internet is known as "spam". We intend to develop, market and sell our proprietary personal computer anti-spam software to consumers in the United States. We estimate we have completed approximately fifteen percent of the programming needed to fully develop our software product by completing two steps: the database for Internet access and interface, and the multi-operating systems' interface. Since 1999, in over three hundred installations, our president's experience has included the management of all aspects of custom software projects, hiring of programmers, defining software product goals, managing the development, testing, and installation of custom software products and all hardware for a variety of businesses including manufacturing, medical, legal offices, advertising, and clothing designers and retailers . We intend to utilize our president's experience to complete our proposed software product, and hire two additional employees in 2004, one programmer in July, and an office assistant in September. We plan to complete our software programming by March 2005.

Beginning in July 1998, our first director, Mr. Grauer, worked to develop our current business plan as we raised $5,500 in initial capital. In April1999, Mr. Grauer resigned to pursue other business interests, and Mr. Tsuida, our current officer and director, purchased Mr. Grauer's stock and continued designing our proposed software system. We completed the first two programming steps as part of our first milestone by designing and writing the database for Internet access and interface, and the multi-operating systems' interface so that our proposed software may be used on all current personal computer operating systems, and began to make our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of Regulation S-B.

We are currently in the development stage of our anti-spam software, we are a development stage company. We have not yet begun our principal operations and no revenues have been generated.

The need for consumers to protect themselves from the high cost of spam in time and money is evident.

1) The number of spam e-mails grew 40% in 2001 and will grow another 158% between 2001 and 2006 (Jupiter Media Metrix, 2001).
2) Within 2 months of getting an e-mail account , 64% of all users begin to receive spam (Gartner Group, 2000)

Current anti-spam software designs fall into three general modes:

     Most designs use a "blacklist" database of known spam that the e-mail service provider generates by identifying spam and then inputs a blocking message onto their own e-mail system. This software uses specific filters to trap incoming spam, but it does require e-mail service provider's personnel to constantly monitor their subscribers e-mail for spam and then update their blacklist. A second popular design is to use a "whitelist" of e-mail that the e-mail service provider's subscribers generate a list of all acceptable e-mail addresses, on an address by address basis. All e-mails not on the subscribers list are rejected or deleted from that subscribers incoming e-mail.

     The third, but less utilized design is for an e-mail subscriber to contract with a third party e-mail filtering company that intercepts the subscribers incoming e-mail at the filtering company's web site, thus allowing the e-mail to be passed through a master anti-spam filtering software system that deletes all unidentified spam before forwarding on regular e-mail to its subscribers.

We intend to develop our proprietary anti-spam software with two major features: combine the best of "blacklist" and "whitelist" filters, and allow individual consumers and small businesses to purchase and maintain this anti-spam software on their individual personal computers. Our design features include:

     Provide Internet purchases and downloads of our anti-spam software.

     On-screen setup, instructions, and help features aimed at end users.

     Combine   "blacklist"   filters  to  run  in  parallel  with  user  defined
     "whitelist" acceptable e-mail contacts.

     Allow daily download from the Internet at our proposed web site of updated "blacklist" of know spam senders.

     Provide filters for know word usage of favorite marketing keywords and specific content, such as porn, sales pitches.

     Provide all filters needed to examine e-mail content, not just headers or first line of e-mail using proprietary design that assigns an adjustable score to keywords linked with a document size variable.

     Maintain a customer chronological length-defined list, with a thirty day minimum, of known spam sender addresses in order to block targeted spam senders. Also, will target specific e-mail addresses of senders with optional feature that sends multiple spam email back to any chosen sender of spam.

We need to complete four major milestones in our software development before we will be able to generate revenues. We have completed our first two programming steps as part of our first milestone by designing and writing the database for Internet access and interface, and the multi-operating systems' interface so that our proposed software may be used on all current personal computer operating systems.

We now need to hire a software programmer to complete each of the following milestones:

Software Development - Write the programs for all graphics, database design and processing of spam identifiers, design and processing of multiple filters, system controls, error trapping, reporting, and correction, and reporting systems. We need to write the software to test each development step for functionality, errors, and successful completion of all processes before proceeding to the next step.

Web Site - Design and complete our proposed Web Site.

Software Testing - Write software to utilize artificial or simulated loads on each module of our software to mimic a real world environment in which we imitate spam originators bombarding our software with maximum spam e-mail volume and multiple e-mail filter bypass ploys intended to circumvent our anti-spam software.

Software Documentation - Write a user manual.

We plan to be fully operational and hire our technical and support personnel in the third quarter of 2004 and to complete all software development and testing by March 2005. We plan to begin our marketing efforts in February 2005 and begin selling our proposed software in April 2005. We have only completed the first two steps for our first milestone. If we are unable to complete our milestones within our planned timetable, we will be forced to extend our development phase beyond March 2005. We will only be able to implement our business plan if we receive funding. Our plan is to raise $150,000 in funding and to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until April 2005. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, or a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on funds loaned by the directors and officers. Alexander International's officers and directors have no formal commitments, arrangements or legal obligation to advance or loan funds to Alexander International. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Alexander International may be dormant during the next twelve months, or until such time as necessary funds could be raised through sources such as loans or from a private placement sale of our shares in the equity securities market. Without necessary cash flow, we may also consider a merger with another company, but we have no plans to do so at this time and have not entered into any merger discussions with any company at this time.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

Alexander International plans to sell its anti-spam software through its own proposed web site. As of the date of this filing, we have not setup our web site.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

Alexander International has no new product or service planned or announced to the public.

COMPETITION AND COMPETITIVE POSITION

Alexander's competitors have longer operating histories, larger customer bases, and greater brand recognition than Alexander International. Major competitors are Spamfire.com, Cloudmark, Brightmail, Mailsifter, Spam Detective, and Spamex.com. The basis of our planned competition with existing companies in the anti-spam software business is our intention to integrate currently diverse methods of fighting spam into one anti-spam software product. We are not aware of any significant barriers to Alexander International's entry into the anti-spam software market, however, at this time, we have no sales or share of this market.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We will utilize our management's background to offer our planned anti-spam software on the Internet without the use of major suppliers of raw materials. We have no current supplier arrangements or contracts with any sources of raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Alexander International will not depend on any one or a few major customers. We intend to utilize our management's experience in marketing and sales of computer related products to market to small businesses and individual computer users on the Internet.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans to apply for registrations such as patents, trademarks, additional copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Alexander International is not required to apply for or have any government approval for its products or services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

Alexander International is not aware of any federal laws and regulations that would have an adverse effect directly or indirectly on its operations.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Alexander International has not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Alexander International is not aware of any environmental regulations that could directly effect its operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

Alexander International has one employee, its sole director and officer who will devote as much time as the board of directors determines is necessary to manage the affairs of the company. The officer intends to work on a full time basis when we raise capital per our business plan. Our business plan calls for hiring two new full-time employees during the next twelve months.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Alexander International's principal executive office address is 17-2885 Packard Avenue, Coquitlam, BC, Canada V3B 6G4. The principal executive office and telephone number are provided by Robert Tsuida, the director of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. We intend to use our current address for our business activities throughout our development stage during the next twelve months.

ITEM 3 - LEGAL PROCEEDINGS

Alexander International, Ltd. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2003.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alexander International has contacted a market maker to obtain a listing for trading on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of December 31, 2003, Alexander International had 39 shareholders of record. We have paid no cash dividends and have no outstanding options.

ITEM 6 - PLAN OF OPERATION

Alexander International has a cash balance of $143. We are relying on our director to lend funds to our company in order to maintain minimum levels of operations through the second quarter of 2004, however, in order to achieve our business plan goals, we will need to raise capital through loans or a private placement of equity securities. We are a development stage company and have generated no revenue to date. We have sold $5,550 in equity securities to pay for our prior minimum level of operations.

We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern. As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits. Although management believes their plan for Alexander International will generate revenue and profit, there is no guarantee their past experiences will provide Alexander International with similar future successes.

Although we intend to implement our business plan through the foreseeable future and will do our best to mitigate the risks associated with our business plan, there can be no assurance that such efforts will be successful. We have no liquidation plans should the Company be unable to receive funding. Should we be unable to implement our business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending or anticipated arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

As of the date of this filing, we have taken the following steps: developed our business plan, completed the first two programming steps as part of our first milestone by designing and writing the database for Internet access and interface, and the multi-operating systems' interface so that our proposed software may be used on all current personal computer operating systems, begun to make our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of Regulation S-B, and contacted a market maker to obtain a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board. We believe we will be able to complete that process by June 2004. Our business plan includes a need for cash of $150,000 by July 2004. At this time, we have not determined a final source of this cash, but we are considering seeking loans or a private placement of equity securities. At this time there are no specific plans or any current negotiations concerning possible funding options. Beginning in July 2004, in order to develop our software product, management estimates we will need to hire one programmer to assist us with programming duties at a cost of $3,000 per month, purchase additional computer and furniture fixed assets in July for $25,000, budget $2,000 per month for operating expenses, develop and implement our website in September at a cost of $20,000, and hire one office assistant in September at a cost of $2,000 per month.

We will only be able to implement our business plan if we receive funding. Our plan is to raise $150,000 in funding and to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until April 2005. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, or a shortfall of funding due to our inability to raise capital.

If no funding is received during the next twelve months, we will be forced to rely on funds loaned by the director and officer. Alexander International's officer and director has verbally agreed to advance funds to the company to continue minimal operations until we are able to secure proper funding for our business plan. The officer and director is involved in other business activity and may, in the future, become involved in other business opportunities. If a specific opportunity becomes available, he may face a conflict in selecting between the Company and the other business interest(s). The Company has not formulated a policy for the resolution of such conflicts. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Alexander International may be dormant during the next twelve months, or until such time as necessary funds could be raised through sources such as loans or from a private placement sale of our shares in the equity securities market.

Our business plan includes $47,000 for development of our proposed software product during the next twelve months.

We plan to purchase approximately $25,000 in furniture, computers, and software during the next twelve months. Our business plan provides for us to hire two new employees during the next twelve months.

ITEM 7 - FINANCIAL STATEMENTS

Beckstead and Watts, LLP
Certified Public Accountants
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Alexander International, Ltd.

We have audited the Balance Sheets of Alexander International, Ltd. (the "Company") (A Development Stage Company), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period July 20, 1998 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alexander International, Ltd. (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period July 20, 1998 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

March 1, 2004

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                 Balance Sheets


                                                                 December 31,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
ASSETS

Current assets:
  Cash                                                   $    143      $     --
                                                         --------      --------
      Total current assets                                    143            --
                                                         --------      --------

                                                         $    143      $     --
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Checks issued in excess of cash                        $     --      $     22
  Notes payable - related party                             9,347         3,315
                                                         --------      --------
      Total current liabilities                             9,347         3,337
                                                         --------      --------

Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                 --            --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 5,545,000 shares issued and
   outstanding as of 12/31/03 and 12/31/02                    555           555
  Additional paid-in capital                                5,395         5,395
  Subscriptions (receivable)                                   --          (400)
  (Deficit) accumulated during development stage          (15,154)       (8,887)
                                                         --------      --------
                                                           (9,204)       (3,337)
                                                         --------      --------

                                                         $    143      $     --
                                                         ========      ========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Operations

                                                        For the years ended         July 20, 1998
                                                            December 31,            (Inception) to
                                                   -----------------------------     December 31,
                                                      2003              2002            2003
                                                   -----------       -----------     -----------
Revenue                                            $        --       $        --     $        --
                                                   -----------       -----------     -----------
Expenses:
  General and administrative expenses                    6,267             3,390          15,154
                                                   -----------       -----------     -----------
      Total expenses                                     6,267             3,390          15,154
                                                   -----------       -----------     -----------

Net (loss)                                         $    (6,267)      $    (3,390)    $   (15,154)
                                                   ===========       ===========     ===========
Weighted average number of common shares
 outstanding - basic and fully diluted               5,545,000         5,545,000
                                                   ===========       ===========

Net (loss) per share - basic and fully diluted     $     (0.00)      $     (0.00)
                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                     (Deficit)
                                                                                    Accumulated     Total
                                     Common Stock       Additional   Subscriptions    During     Stockholders'
                                --------------------     Paid-in        Payable     Development    Equity
                                Shares        Amount     Capital      (Receivable)     Stage      (Deficit)
                                ------        ------     -------      ------------     -----      ---------
July 1998
  Founders shares issued
  issued for cash and
  subscriptions receivable     5,000,000     $   500     $   --         $(400)       $     --       $   100

Net (loss)
  July 20, 1998
  (Inception) to
  December 31, 1998                                                                        --            --
                              ----------     -------     ------         -----        --------       -------
Balance, December 31, 1998     5,000,000         500         --          (400)             --           100

May 1999
  Cash received for
  private placement              545,000          55      5,395            10                         5,460

Net (loss)
  For the year ended
  December 31, 1999                                                                      (486)         (486)
                              ----------     -------     ------         -----        --------       -------
Balance, December 31, 1999     5,545,000         555      5,395          (390)           (486)        5,074

April 2000
  Cash returned for
  private placement                                                       (10)                          (10)

Net (loss)
  For the year ended
  December 31, 2000                                                                    (4,867)       (4,867)
                              ----------     -------     ------         -----        --------       -------
Balance, December 31, 2000     5,545,000         555      5,395          (400)         (5,353)          197

Net (loss)
  For the year ended
  December 31, 2001                                                                      (144)         (144)
                              ----------     -------     ------         -----        --------       -------
Balance, December 31, 2001     5,545,000         555      5,395          (400)         (5,497)           53

Net (loss)
  For the year ended
  December 31, 2002               (3,390)     (3,390)
                              ----------     -------     ------         -----        --------       -------
Balance, December 31, 2002     5,545,000         555      5,395          (400)         (8,887)       (3,337)

March 2003
  Cancel subscriptions
  receivable                                                              400                           400

Net (loss)
  For the year ended
  December 31, 2003                                                                    (6,267)       (6,267)
                              ----------     -------     ------         -----        --------       -------
Balance, December 31, 2003     5,545,000     $   555     $5,395         $  --        $(15,154)      $(9,204)
                              ==========     =======     ======         =====        ========       =======

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                              For the years ended        July 20, 1998
                                                                   December 31,          (Inception) to
                                                            -------------------------     December 31,
                                                              2003             2002           2003
                                                            --------         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                  $ (6,267)        $ (3,390)      $(15,154)
                                                            --------         --------       --------
Net cash (used) by operating activities                       (6,267)          (3,390)       (15,154)
                                                            --------         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                                      400               --          5,950
  Increase (decrease) in checks issued in excess of cash         (22)              22             --
  Proceeds from notes payable - related party                  6,032            3,315          9,347
                                                            --------         --------       --------
Net cash provided by financing activities                      6,410            3,337         15,297
                                                            --------         --------       --------

Net increase (decrease) in cash                                  143              (53)           143
Cash - beginning                                                  --               53             --
                                                            --------         --------       --------
Cash - ending                                               $    143         $     --       $    143
                                                            ========         ========       ========
Supplemental disclosures:
  Interest paid                                             $     --         $     --       $     --
                                                            ========         ========       ========
  Income taxes paid                                         $     --         $     --       $     --
                                                            ========         ========       ========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                      Notes


Note 1 - History and organization of the company

The Company was organized July 20, 1998 (Date of Inception) under the laws of the State of Delaware, as Alexander International, Ltd. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
     The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2003 and 2002.

Revenue recognition
     The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
     The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2003 and 2002.

Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

Reporting on the costs of start-up activities
     Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2003 and 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                      Notes


Dividends
     The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting
     The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
     The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123."
     This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                      Notes


     In  November  2002,  the FASB issued  FASB  Interpretation  ("FIN") No. 45,
     "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No.
     51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

Stock-Based Compensation
     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
     The Company has adopted December 31 as its fiscal year end.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                      Notes


Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

     U.S federal statutory rate               (34.0%)
     Valuation reserve                         34.0%
                                              -----
     Total                                       --%
                                              =====
As of December 31, 2003, the Company has a net operating loss carry forward as follows:

     Year              Amount               Expiration
     ----              ------               ----------
     1999              $  486                  2019
     2000              $4,867                  2020
     2001              $  144                  2021
     2002              $3,390                  2022
     2003              $6,267                  2023

Note 5 - Notes payable - related party

During the year ended December 31, 2003, the sole officer and director loaned the Company a total of $6,032. As of December 31, 2003, the total amount owed is $9,347. This amount does not bear any interest and is due upon demand.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                      Notes


Note 6 - Stockholders' equity

The Company is authorized to issue 80,000,000 shares of its $0.0001 par value common stock and 20,000,000 shares of it $0.0001 par value preferred stock.

On July 20, 1998, the Company issued 5,000,000 shares of its $0.0001 par value common stock to an individual who is a former officer and director of the Company in exchange for cash of $100 and subscriptions receivable of $400.

On May 14, 1999, the Company closed its offering and issued 545,000 of its $0.0001 par value common stock for total of $5,460 pursuant to a private placement. Of the total cash received, $10 is considered a subscription payable.

On April 12, 2000, the Company refunded a shareholder $10 and cancelled a portion of the subscriptions payable.

On March 18, 2003, the Company received $400 from the sole officer and director of the Company and cancelled the entire balance of subscriptions receivable.

As of December 31, 2003, there have been no other issuances of common and/or preferred stock.

Note 7 - Warrants and options

As of December 31, 2003 and 2002, there are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Related party transactions

On April 1, 1999, a former officer and director of the Company transferred, via private transaction, 5,000,000 of the Company's $0.0001 par value common stock to Robert Tsuida, the sole officer and director of the Company, in exchange for $100.

On May 14, 1999, the Company issued 1,000 of its $0.0001 par value common stock for total of $100 to a former officer and director. (See Note 6)

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has not changed accountants and has utilized the services of Beckstead & Watts, LLP. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of Alexander International, all of those whose one year terms will expire 6/30/04, or at such a time as their successors shall be elected and qualified are as follows:


Name & Address           Age   Position      Date First Elected     Term Expires
--------------           ---   --------      ------------------     ------------
Robert Tsuida            60    President,        4/1/99                6/30/04
17-2885 Packard Avenue         Secretary,
Coquitlam, BC V3B 6G4          Treasurer,
                               Director

The foregoing person may be deemed a "promoter" of Alexander International, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The director and officer currently devotes an immaterial amount of time to manage the business affairs of our company. The director and officer will consider devoting full time services to the company when the company has sufficient funds for salaries.

No current or former executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

Resume

Robert Tsuida, President, Treasurer, Secretary, and Director

Marob Enterprises Ltd.
1999 - Current

     Director and General Manager, changed the business of the company into a management services company and computer business that specializes in building custom computer systems, custom software, and network installations. Mr. Tsuida has been responsible for managing custom software projects, hiring programmers, defining software product goals, and managing development, testing, and installation of custom software products.

Marob Enterprises Ltd.
1972 - 1999

     Founded the company as a log and lumber export company.
     Managed the finance, sales, production, and export distribution of two sawmills.
     Created customer financing for foreign export sales.
     Managed seventy employees.
     Oversaw human resources, payroll, taxes, and all operational functions of the business.

Parallax Development Corporation
1986 - 1993

     Founded Parallax Development Corporation, a mineral mining and exploration company.
     Raised two million dollars in funding.
     Managed all financial aspects of the company.
     Assembled advisory board and board of directors.
     Managed staff of eight engineers.
     Negotiated land contracts.
     Purchased exploration properties.
     Created strategic partnership opportunities.
     Managed vendor relationships.

ITEM 10 - EXECUTIVE COMPENSATION

Alexander International's current officer receives no compensation. The current Board of Directors is comprised of only Mr. Robert Tsuida.

                           Summary Compensation Table

                                               Other
 Name &                                        annual    Restricted                        All other
principal                                     compen-      stock     Options    LTIP       compen-
position        Year   Salary($)   Bonus($)   sation($)    awards    SARs($)  Payouts($)   sation($)
--------        ----   ---------   --------   ---------    ------    -------  ----------   ---------
Robert Tsuida   2001     -0-         -0-        -0-         -0-        -0-       -0-          -0-
President       2002     -0-         -0-        -0-         -0-        -0-       -0-          -0-
                2003     -0-         -0-        -0-         -0-        -0-       -0-          -0-

There are no current employment agreements between the company and its executive officer.

The officer currently devotes an immaterial amount of time to manage the affairs of the company. The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officer and the board of directors have determined that a minimum cash balance of not less than $10,000 will be necessary before officers may receive compensation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of Alexander International in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Alexander International's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Alexander's common stock through the most current date - December 31, 2003:

Title of              Name &                   Amount &              Percent
 Class                Address               Nature of owner           Owned
 -----                -------               ---------------           -----
Common      Robert Tsuida                      5,000,000 (a)           90%
            17-2885 Packard Avenue
            Coquitlam, B.C. V3B 6G4

Total Shares Owned by Officers &
 Directors as a Group                          5,000,000               90%

----------
(a) Mr. Robert Tsuida received 5,000,000 shares of the company's common stock on April 1, 1999 for $500 in a private transaction with a former director.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Robert Tsuida, the president of the corporation, provides the principal executive office and telephone number. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

During the year ended December 31, 2003, Mr. Tsuida loaned the company an additional $6,032, the total loan balance as of December 31, 2003 is $9,347. The loan does not bear any interest and is due upon demand.

On July 20, 1998, the Company issued 5,000,000 shares of its $0.0001 par value common stock in exchange for cash of $100 and subscriptions receivable of $400 to Mr. Dal Grauer, a director and officer of the corporation who has since resigned his positions and sold his the shares in a private transaction to Mr. Tsuida. There was no interest payable to the Company and we received the full balance of the subscription receivable in March 2003.

The company does not have any policies regarding entering into transactions with affiliated parties. The board of directors may adopt such policies in the future, but none are contemplated at this time.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     31.1  302 Certification of Chief Executive Officer
     31.2  302 Certification of Chief Financial Officer
     32.1  906 Certification of Chief Executive Officer
     32.2  906 Certification of Chief Financial Officer

ITEM 14 - CONTROLS AND PROCEDURES

Alexander's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-K (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Alexander had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Alexander's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER INTERNATIONAL LTD.


By: /s/ Robert Tsuida                             Dated: March 29, 2004
   ---------------------------                          ---------------
   Robert Tsuida, President