Form 10QSB
period 2004-03-31
ALEXANDER INTERNATIONAL INC
filed 2004-05-06
CIK 1215747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2004

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,545,000 shares of Common Stock outstanding as of March 31, 2004.

                          PART I FINANCIAL INFORMATION

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)

                                                                       March 31,
                                                                         2004
                                                                       --------
ASSETS

Current assets:
  Cash                                                                 $    457
                                                                       --------
      Total current assets                                                  457
                                                                       --------

                                                                       $    457
                                                                       ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable - related party                                        $ 13,840
                                                                       --------
      Total current liabilities                                          13,840
                                                                       --------
Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 5,545,000 shares issued and outstanding                      555
  Additional paid-in capital                                              5,395
  (Deficit) accumulated during development stage                        (19,333)
                                                                       --------
                                                                        (13,383)
                                                                       --------

                                                                       $    457
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,             July 20, 1998
                                                      ----------------------------    (Inception) to
                                                         2004             2003        March 31, 2004
                                                      -----------      -----------    --------------
Revenue                                               $        --      $        --     $        --
                                                      -----------      -----------     -----------
Expenses:
  General and administrative expenses                       4,179            2,861          19,333
                                                      -----------      -----------     -----------
      Total expenses                                        4,179            2,861          19,333
                                                      -----------      -----------     -----------

Net (loss)                                            $    (4,179)     $    (2,861)    $   (19,333)
                                                      ===========      ===========     ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                  5,545,000        5,545,000
                                                      ===========      ===========

Net (loss) per share - basic and fully diluted        $     (0.00)     $     (0.00)
                                                      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,          July 20, 1998
                                                          ----------------------    (Inception) to
                                                            2004          2003      March 31, 2004
                                                          --------      --------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                              $ (4,179)     $ (2,861)      $(19,333)
                                                          --------      --------       --------
Net cash (used) by operating activities                     (4,179)       (2,861)       (19,333)
                                                          --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                                     --           400          5,950
  (Decrease) in checks issued in excess of cash                 --           (22)            --
  Increase proceeds from notes payable - related party       4,493         3,100         13,840
                                                          --------      --------       --------
Net cash provided by financing activities                    4,493         3,478         19,790
                                                          --------      --------       --------

Net increase in cash                                           314           617            457
Cash - beginning                                               143            --             --
                                                          --------      --------       --------
Cash - ending                                             $    457      $    617       $    457
                                                          ========      ========       ========
Supplemental disclosures:
  Interest paid                                           $     --      $     --       $     --
                                                          ========      ========       ========
  Income taxes paid                                       $     --      $     --       $     --
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $19,333 for the period from July 20, 1998 (inception) to March 31, 2004, and has no sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE

During the three month period ended March 31, 2004, the sole officer and director loaned the Company a total of $4,493. As of March 31, 2004, the total amount owed is $13,840. This amount does not bear any interest and is due upon demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

Office services are provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

Our current cash balance is $457. Revenues were -0- for the quarter ending March 31, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $4,179 for the quarter ended March 31, 2004 and $2,861 for the same period in 2003. We are currently in the development stage of our anti-spam software, we are a development stage company. We have not yet begun our principal operations and no revenues have been generated. We intend to develop, market and sell our proprietary personal computer anti-spam software to consumers in the United States. We estimate we have completed approximately fifteen percent of the programming needed to fully develop our software product by completing two steps: the database for Internet access and interface, and the multi-operating systems' interface. We plan to complete our anti-spam software programming by September 2004.

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

     We are not registered on any public stock exchange, however, we have contacted a market maker to obtain a listing on the OTC Electronic Bulletin Board. We do not know when we will be able to begin trading, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

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

ALEXANDER INTERNATIONAL, LTD.

Date: 05/05/04


By: /s/ Robert Tsuida
------------------------------------
Robert Tsuida, President