Form 10QSB
period 2004-09-30
ALEXANDER INTERNATIONAL INC
filed 2004-11-29
CIK 1215747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2004

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,545,000 shares of Common Stock outstanding as of September 30, 2004.

                          PART 1 FINANCIAL INFORMATION


PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of September 30, 2004 and results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                   September 30,
                                                                       2004
                                                                     --------
ASSETS

Current assets:
   Cash                                                              $  1,983
                                                                     --------
      Total current assets                                              1,983
                                                                     --------

                                                                     $  1,983
                                                                     ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Notes payable - related party                                     $ 17,390
                                                                     --------
      Total current liabilities                                        17,390
                                                                     --------
Stockholders' (deficit):
   Preferred stock, $0.0001 par value, 20,000,000 shares
    authorized, no shares issued and outstanding                           --
   Common stock, $0.0001 par value, 80,000,000 shares
    authorized, 5,545,000 shares issued and outstanding                   555
   Additional paid-in capital                                           5,395
   (Deficit) accumulated during development stage                     (21,357)
                                                                     --------
                                                                      (15,407)
                                                                     --------

                                                                     $  1,983
                                                                     ========

   The accompanying notes are an integral part of these financial statements.

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                        Three Months Ended           Nine Months Ended      July 20, 1998
                                                           September 30,                September 30,      (Inception) to
                                                    ------------------------     ------------------------   September 30,
                                                       2004          2003           2004          2003          2004
                                                    ----------    ----------     ----------    ----------    ----------
Revenue                                             $       --    $       --     $       --    $       --    $       --
                                                    ----------    ----------     ----------    ----------    ----------
Expenses:
   General and administrative expenses                   1,318           765          6,203         5,531        21,357
                                                    ----------    ----------     ----------    ----------    ----------
      Total expenses                                     1,318           765          6,203         5,531        21,357
                                                    ----------    ----------     ----------    ----------    ----------

Net (loss)                                          $   (1,318)   $     (765)    $   (6,203)   $   (5,531)   $  (21,357)
                                                    ==========    ==========     ==========    ==========    ==========
Weighted average number of common shares
outstanding - basic and fully diluted                5,545,000     5,545,000      5,545,000     5,545,000
                                                    ==========    ==========     ==========    ==========

Net (loss) per share - basic and fully diluted      $    (0.00)   $    (0.00)    $    (0.00)   $    (0.00)
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

                          Alexander International, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                            Nine Months Ended          July 20, 1998
                                                               September 30,          (Inception) to
                                                         -------------------------     September 30,
                                                           2004             2003           2004
                                                         --------         --------       --------
Cash flows from operating activities
Net (loss)                                               $ (6,203)        $ (5,531)      $(21,357)
                                                         --------         --------       --------
Net cash (used) by operating activities                    (6,203)          (5,531)       (21,357)
                                                         --------         --------       --------
Cash flows from financing activities
  Issuances of common stock                                    --              400          5,950
  (Decrease) in checks issued in excess of cash                --              (22)            --
  Proceeds from notes payable - related party               8,043            5,282         17,390
                                                         --------         --------       --------
Net cash provided by financing activities                   8,043            5,660         23,340
                                                         --------         --------       --------

Net increase in cash                                        1,840              129          1,983
Cash - beginning                                              143               --             --
                                                         --------         --------       --------
Cash - ending                                            $  1,983         $    129       $  1,983
                                                         ========         ========       ========
Supplemental disclosures:
  Interest paid                                          $     --         $     --       $     --
                                                         ========         ========       ========
  Income taxes paid                                      $     --         $     --       $     --
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $21,357 for the period from July 20, 1998 (inception) to September 30, 2004, and has no sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

During the nine month period ended September 30, 2004, the sole officer and director loaned the Company a total of $8,043. As of September 30, 2004, the total amount owed is $17,390. This amount does not bear any interest and is due upon demand.

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

NOTE 5 - SUBSEQUENT EVENTS

On October 18, 2004, the sole officer and director loaned the Company a total of $1,500. This amount does not bear any interest and is due upon demand.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Our current cash balance is $1,983. Revenues were -0- for the quarter ending September 30, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $1,318 for the quarter ended September 30, 2004 and $765 for the same period in 2003. We are currently in the development stage of our anti-spam software. We are in the initial phase of our principal operations and no revenues have been generated to date. We intend to develop, market and sell our proprietary personal computer anti-spam software to consumers in the United States. We estimate we have completed approximately twenty-five percent of the programming needed to fully develop our software product by completing two steps: the database for Internet access and interface, and the multi-operating systems' interface. We plan to complete our anti-spam software programming by January 2005.

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

ALEXANDER INTERNATIONAL, LTD.

Date: 11/26/04


By: /s/ Robert Tsuida
   ------------------------------
   Robert Tsuida, President